Form 10-K
period 2007-12-31
Morgan Stanley Mortgage Loan Trust 2007-6XS
filed 2008-03-28
CIK 1393820

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130684-30

      Morgan Stanley Mortgage Loan Trust 2007-6XS
      (exact name of issuing entity as specified in its charter)

      Morgan Stanley Capital I Inc.
      (exact name of the depositor as specified in its charter)

      Morgan Stanley Mortgage Capital Holdings LLC, successor-in-interest by merger to Morgan Stanley Mortgage Capital Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199201
  (State or other jurisdiction of         54-2199202
  incorporation or organization of        (I.R.S. Employer
  issuing entity)                         Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
   (Address of principal executive              (Zip Code of issuing
   offices of issuing entity)                   entity)


 Issuing entity's telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

    See Item 15(a).





                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accounting Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Morgan Stanley Capital Services Inc. provides a corridor contract derivative instrument for the issuing entity. No additional disclosure is necessary because the significance percentage for the corridor contract is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings regarding American Home Mortgage Corp.

Pursuant to a Form 8-K filed on August 9, 2007 (Commission File No.:
001-31916) by American Home Mortgage Investment Corp., ("American Home") the parent of American Home Mortgage Corp., one of the loan sellers, announced that on August 6, 2007 American Home and certain related affiliates filed Chapter 11 bankruptcy petitions with the United States Bankruptcy Court for the District of Delaware.

Legal Proceedings Regarding Morgan Stanley Mortgage Capital Holdings LLC

In addition to the matters described below, in the normal course of business, Morgan Stanley Mortgage Capital Holdings LLC ("the Company") has been named, from time to time, as a defendant in various legal actions. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

Regulatory and Governmental Investigations: The Company and its affiliates are currently responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, purchase, securitization and/or servicing of subprime and non-subprime residential mortgages and related issues.

Civil Litigation re American Business Financial Services, Inc. The Company has been named as one of a number of defendants in a matter styled Miller v. Santilli, et al., which is pending in the Court of Common Pleas for Philadelphia County, Pennsylvania. The complaint in this action was filed on July 13, 2006 and is being brought by the bankruptcy trustee for American Business Financial Services, Inc. ("ABFS"). The complaint alleges, inter alia, that the Company, certain of the Company's affiliates, and various other financial institutions deepened the insolvency of ABFS, and aided and abetted fraud and breaches of fiduciary duties committed by certain former officers and directors of ABFS, by providing warehouse loans to ABFS and participating in securitization transactions with ABFS. The complaint seeks damages in excess of $750 million. The deepening insolvency claim has been dismissed, and the case is currently in discovery.

Bauer, et al., v. Saxon Mortgage Services, Inc., et al. is a matter filed on December 1, 2004 in the Civil District Court for the Parish of Orleans, State of Louisiana, Case No. 2004-17015. On February 17, 2005, the plaintiffs re-filed the case as two separate class action lawsuits, Bauer, et al., v. Dean Morris, et al., filed as Case No. 05-2173 in the Civil District Court for the Parish of Orleans, State of Louisiana, and Patterson, et al., v. Dean Morris, et al., filed as Case No. 05-2174 in the Civil District Court for the Parish of Orleans, State of Louisiana. On January 24, 2006, the United States District Court for the Eastern District of Louisiana granted the Company's motion to compel arbitration in Bauer, et al., v. Dean Morris, et al. On January 25, 2006, the United States District Court for the Eastern District of Louisiana granted the Saxon Mortgage Services' motion to compel arbitration in Patterson, et al., v. Dean Morris, et al. At the present time, neither plaintiff has initiated arbitration.

Jumar Hooks and Diane Felder, et al., v. Saxon Mortgage, Inc. is a matter filed on October 12, 2005 in the Common Pleas Court for Cuyahoga County, Ohio as Case No. CV 05 574577. The plaintiffs filed this case as a class action, on behalf of themselves and similarly situated Ohio borrowers, alleging that the Company's subsidiary, Saxon Mortgage, Inc. ("Saxon Mortgage") engaged in unlawful practices in originating and servicing the plaintiffs' loans. During the second quarter of 2006, the court granted the Saxon Mortgage's motion to compel individual arbitration as to each of the two named plaintiffs and stayed the court proceedings with no class having been certified.

Jones, et al., v. ABN AMRO Mortgage Group, et al. is a matter filed on September 24, 2007 in the Court of Common Pleas for Berks County, Pennsylvania as Civil Action-Law No. 07-10540. The plaintiffs allege that the putative class members were not credited properly for payments made on their mortgage loans which were allegedly collected by non-affiliated intermediary entities and forwarded to the servicer defendants. Saxon Mortgage Services services two loans for putative class members. Saxon Mortgage Services and other defendants filed a consolidated motion to dismiss the case.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on March 29, 2007 (Commission File No. 333-130684-30).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

Central Mortgage Company (the "Company") has reported an instance of material non-compliance with the servicing criteria set forth in 1122(d)(4)(x)(B) of Regulation AB applicable to the Company during the year ended December 31, 2007. Item 1122(d)(4)(x)(B) requires that regarding any funds held in trust for an obligor (such as escrow accounts): (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws. It was noted that in 4 states; Oregon, Wisconsin, Maine and New Hampshire; that the interest rate used to credit interest to obligor(s)' trust funds was inaccurate. Additional monitoring of the states' published interest rates has been implemented with additional emphasis on the effective change date and accuracy.

The assessment of compliance for GMAC Mortgage, LLC disclosed the following material noncompliance, as applicable during the twelve months ended December 31, 2007:

Certain custodial account reconciliations were not reviewed within timelines outlined in the GMACM's policies and procedures, as required by criteria 1122 (d)(2)(vii)(C). Certain custodial accounts had reconciling items which were not resolved within 90 calendar days of original identification, as required by criteria 1122(d)(2)(vii)(D).

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Form 10-K as Exhibit 33.5 the following material instance of noncompliance related to investor reporting:

"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, the Servicer's, GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation,
Assessment of Compliance and related Attestation Report did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under
Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3) Exhibits filed herewith.

  (4.1) Pooling and Servicing Agreement, dated as of March 1, 2007, among
        Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee and custodian. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.1) Corridor Contract, dated as of March 30, 2007, between Morgan
         Stanley Capital Services Inc. and Wells Fargo Bank, National Association, solely in its capacity as securities administrator. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.2) MSMCI Mortgage Loan and Purchase Agreement, dated as of March 1,
         2007, among Morgan Stanley Mortgage Capital Inc., Morgan Stanley Capital I, Inc. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.3) American Home Assignment Agreement, dated as of March 1, 2007, among
         Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
         333-130684-30) and is incorporated by reference herein.)

  (10.4) American Home Purchase Agreement, dated as of June 1, 2006, among
         Morgan Stanley Mortgage Capital Inc. and American Home Mortgage Corp. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.5) FNBN Assignment Agreement, dated as of March 1, 2007, among Morgan
         Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., First National Bank of Nevada and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.6) FNBN Purchase Agreement, dated as of April 1, 2006, among Morgan
         Stanley Mortgage Capital Inc. and First National Bank of Nevada. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.7) GreenPoint Assignment Agreement, dated as of March 1, 2007, between
         Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GreenPoint Mortgage Funding, Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.8) GreenPoint Sale and Servicing Agreement, dated as of June 1, 2006, between Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
         333-130684-30) and is incorporated by reference herein.)

  (10.9) MortgageIT Assignment Agreement, dated as of March 1, 2007, among
         Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, MortgageIT, Inc., and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File
         No.: 333-130684-30) and is incorporated by reference herein.)

  (10.10) MortgageIT Purchase Agreement, dated as of March 1, 2006, among
          Morgan Stanley Mortgage Capital Inc. and MortgageIT, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.11) PHH Assignment Agreement, dated as of March 1, 2007, between
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., PHH Mortgage Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.12) PHH Purchase Agreement, dated as of January 1, 2006, among
          Morgan Stanley Mortgage Capital Inc. and PHH Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.13) Virtual Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Lydian Private Bank and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.14) Virtual Purchase Agreement, dated as of September 1, 2006, among
          Morgan Stanley Mortgage Capital Inc. and Lydian Private Bank. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.15) Wachovia Assignment Agreement, dated as of March 1, 2007, between
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, Wachovia Mortgage Corporation and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.16) Wachovia Reg AB Addendum, dated as of April 17, 2006, between
          Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

  (10.17) Wachovia June Purchase Agreement, dated as of June 1, 2006, between
          Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

  (10.18) Wilmington Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wilmington Finance, Inc. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

  (10.19) Wilmington Purchase Agreement, dated as of November 1, 2006, among
          Morgan Stanley Mortgage Capital Inc. and Wilmington Finance, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.20) GMACM Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GMAC Mortgage, LLC, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.21) GMACM Servicing Agreement, dated as of January 1, 2006, between
          Morgan Stanley Mortgage Capital Inc. and GMAC Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

  (10.22) Wells Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

  (10.23) Wells Servicing Agreement, dated as of April 1, 2006, between
          Morgan Stanley Mortgage Capital Inc. and Wells Fargo Bank, National Association. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Central Mortgage Company as Servicer
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage Company
    33.5 LaSalle Bank National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Central Mortgage Company as Servicer
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage Company
    34.5 LaSalle Bank National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (35) Servicer compliance statement.



    35.1 Central Mortgage Company as Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Mortgage Loan Trust 2007-6XS
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Diane Courtney
   Diane Courtney, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of March 1, 2007, among
         Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee and custodian. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.1) Corridor Contract, dated as of March 30, 2007, between Morgan
          Stanley Capital Services Inc. and Wells Fargo Bank, National Association, solely in its capacity as securities administrator. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.2) MSMCI Mortgage Loan and Purchase Agreement, dated as of March 1,
          2007, among Morgan Stanley Mortgage Capital Inc., Morgan Stanley Capital I, Inc. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.3) American Home Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., American Home Mortgage Corp. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

   (10.4) American Home Purchase Agreement, dated as of June 1, 2006, among
          Morgan Stanley Mortgage Capital Inc. and American Home Mortgage Corp. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.5) FNBN Assignment Agreement, dated as of March 1, 2007, among Morgan
          Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., First National Bank of Nevada and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.6) FNBN Purchase Agreement, dated as of April 1, 2006, among Morgan
          Stanley Mortgage Capital Inc. and First National Bank of Nevada. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.7) GreenPoint Assignment Agreement, dated as of March 1, 2007, between
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GreenPoint Mortgage Funding, Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.8) GreenPoint Sale and Servicing Agreement, dated as of June 1, 2006, between Morgan Stanley Mortgage Capital Inc. and GreenPoint Mortgage Funding, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
          333-130684-30) and is incorporated by reference herein.)

   (10.9) MortgageIT Assignment Agreement, dated as of March 1, 2007, among
          Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, MortgageIT, Inc., and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File
          No.: 333-130684-30) and is incorporated by reference herein.)

   (10.10) MortgageIT Purchase Agreement, dated as of March 1, 2006, among
           Morgan Stanley Mortgage Capital Inc. and MortgageIT, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.11) PHH Assignment Agreement, dated as of March 1, 2007, between
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., PHH Mortgage Corporation, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.12) PHH Purchase Agreement, dated as of January 1, 2006, among
           Morgan Stanley Mortgage Capital Inc. and PHH Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.13) Virtual Assignment Agreement, dated as of March 1, 2007, among
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Lydian Private Bank and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.14) Virtual Purchase Agreement, dated as of September 1, 2006, among
           Morgan Stanley Mortgage Capital Inc. and Lydian Private Bank. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.15) Wachovia Assignment Agreement, dated as of March 1, 2007, between
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, Wachovia Mortgage Corporation and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.16) Wachovia Reg AB Addendum, dated as of April 17, 2006, between
           Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
           333-130684-30) and is incorporated by reference herein.)

   (10.17) Wachovia June Purchase Agreement, dated as of June 1, 2006, between
           Morgan Stanley Mortgage Capital Inc. and Wachovia Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
           333-130684-30) and is incorporated by reference herein.)

   (10.18) Wilmington Assignment Agreement, dated as of March 1, 2007, among
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wilmington Finance, Inc. and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
           333-130684-30) and is incorporated by reference herein.)

   (10.19) Wilmington Purchase Agreement, dated as of November 1, 2006, among
           Morgan Stanley Mortgage Capital Inc. and Wilmington Finance, Inc. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.20) GMACM Assignment Agreement, dated as of March 1, 2007, among
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., GMAC Mortgage, LLC, Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.21) GMACM Servicing Agreement, dated as of January 1, 2006, between
           Morgan Stanley Mortgage Capital Inc. and GMAC Mortgage Corporation. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.: 333-130684-30) and is incorporated by reference herein.)

   (10.22) Wells Assignment Agreement, dated as of March 1, 2007, among
           Morgan Stanley Capital I Inc., Morgan Stanley Mortgage Capital Inc., Wells Fargo Bank, National Association, as master servicer and as securities administrator, and LaSalle Bank National Association, as trustee. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
           333-130684-30) and is incorporated by reference herein.)

   (10.23) Wells Servicing Agreement, dated as of April 1, 2006, between
           Morgan Stanley Mortgage Capital Inc. and Wells Fargo Bank, National Association. (Filed as part of the Registrant's Current Report on Form 8-K filed on April 17, 2007 (Commission File No.:
           333-130684-30) and is incorporated by reference herein.)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Central Mortgage Company as Servicer
    33.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    33.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage Company
    33.5 LaSalle Bank National Association as Custodian
    33.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Central Mortgage Company as Servicer
    34.2 GMAC Bank as Sub-Contractor for GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation
    34.3 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for Central Mortgage Company
    34.5 LaSalle Bank National Association as Custodian
    34.6 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator


   (35) Servicer compliance statement.



    35.1 Central Mortgage Company as Servicer
    35.2 GMAC Mortgage, LLC f/k/a GMAC Mortgage Corporation as Servicer
    35.3 Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator
